Form 10-K
period 2022-12-31
Verizon Owner Trust 2020-C
filed 2023-03-30
CIK 1826657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

CELLCO PARTNERSHIP
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001175215

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	85-6606033 (I.R.S. Employer Identification No. of issuing entity)

One Verizon Way Basking Ridge, New Jersey (Address of principal executive offices of issuing entity)	07920 (Zip Code)
Registrant’s telephone number, including area code:  (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒	Yes	☐	No

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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐	Yes	☒	No

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

Item 1117 of Regulation AB.  Legal Proceedings.

The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), as successor to U.S. Bank National Association, which serves as the indenture trustee and note paying agent under the indenture for the Verizon Owner Trust 2020-C transaction.

U.S. Bank National Association (“U.S. Bank N.A.”) has made a strategic decision to reposition its corporate trust business by transferring substantially all of its corporate trust business to its affiliate, U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), a non-depository trust company (U.S. Bank N.A. and U.S. Bank Trust Co. are collectively referred to as “U.S. Bank”).  Upon U.S. Bank Trust Co.’s succession to the business of U.S. Bank N.A., it has become a wholly owned subsidiary of U.S. Bank N.A.

U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the

Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”), U.S. Bank Trust Company, National Association and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2022 (the “2022 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022, and for the 2022 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for Cellco has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Cellco.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank Trust Company, National Association and U.S. Bank National Association has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank Trust Company, National Association or U.S. Bank National Association, as applicable.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2022 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2022 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1(a)
Indenture, dated as of November 2, 2020, between the Trust and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee and note paying agent (included as Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on November 2, 2020, which is incorporated herein by reference).

4.1(b)
Omnibus Amendment No. 1 to the Transfer and Servicing Agreement, the Parent Support Agreement, the Indenture and the Administration Agreement, dated as of November 8, 2021, among the Trust, Verizon DPPA True Up Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, Verizon Communications Inc., as parent support provider, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as indenture trustee (“Omnibus Amendment No. 1”) (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 8, 2021, which is incorporated herein by reference).

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
10.4(c)
Amendment No. 2 to the Transfer and Servicing Agreement, dated as of October 21, 2022, among the Trust, as issuer, ABS LLC, as depositor and Class B certificateholder, Cellco, as servicer, marketing agent and custodian, Cellco as administrator and Verizon DPPA True-up Trust, as Class A certificateholder, and acknowledged and agreed by U.S. Bank Trust Company, National Association  (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on October 21, 2022, which is incorporated herein by reference).

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
10.6
Account Control Agreement, dated as of November 2, 2020, among the Trust, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on November 2, 2020, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2023.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 30, 2023.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust Company, National Association and U.S. Bank National Association, dated February 27, 2023.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 30, 2023.
34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust Company, National Association and U.S. Bank National Association, dated February 27, 2023.

35.1*	Servicer Compliance Statement, dated March 30, 2023, of Cellco.
_____________
* Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS LLC
(Depositor)

Date: March 30, 2023	By:	/s/ Scott Krohn
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